Form 10-K
STRUCTURED ASSET MORT INV MORT PASS THR CERT SER 2002-4
filed 2003-04-15
CIK 1194886

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-68542-11


        Structured Asset Mortgage Investments Inc.
        Mortgage Pass-Through Certificates
        Series 2002-4 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class I-A-1                       3
             Class I-A-2                       2
             Class I-A-3                       4
             Class I-A-4                       1
             Class I-A-5                       1
             Class I-A-6                       3
             Class I-A-7                       1
             Class I-A-8                       1
             Class I-P                         1
             Class I-X                         1
             Class II-A                        2
             Class II-P                        1
             Class II-X                        1
             Class III-A                       1
             Class III-P                       1
             Class III-X                       1
             Class B-1                         1
             Class B-2                         1
             Class B-3                         1
             Class B-4                         1
             Class B-5                         1
             Class B-6                         1
             Class R-I                         1
             Class R-II                        1
             Class R-III                       1

             Total:                           34


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Commercial Federal Mtg, as Servicer <F2>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) Fifth Third Mtg Company, as Servicer <F2>
       d) Navy Federal Credit Union, as Servicer <F2>
       e) Sun Trust Mortgage Inc, as Servicer <F2>
       f) Trust Company of New Jersey, as Servicer <F2>
       g) Wendover Financial Services, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Commercial Federal Mtg, as Servicer <F2>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) Fifth Third Mtg Company, as Servicer <F2>
       d) Navy Federal Credit Union, as Servicer <F2>
       e) Sun Trust Mortgage Inc, as Servicer <F2>
       f) Trust Company of New Jersey, as Servicer <F2>
       g) Wendover Financial Services, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Commercial Federal Mtg, as Servicer <F2>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) Fifth Third Mtg Company, as Servicer <F2>
       d) Navy Federal Credit Union, as Servicer <F2>
       e) Sun Trust Mortgage Inc, as Servicer <F2>
       f) Trust Company of New Jersey, as Servicer <F2>
       g) Wendover Financial Services, as Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 15, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On November 07, 2002, December 09, 2002, and January 07, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Structured Asset Mortgage Investments Inc.
    Mortgage Pass-Through Certificates
    Series 2002-4 Trust
    (Registrant)



  Signed:  Structured Asset Mortgage Investments Inc., as Depositor


  By:  Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer

  Dated: April 14, 2003

  Sarbanes-Oxley Certification


I, Jeffrey Mayer, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investments Inc. Mortgage Pass-Through Certificates Series 2002-4 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and


5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Commercial Federal Mtg, as Servicer, EMC Mortgage Corp, as Servicer, Fifth Third Mtg Company, as Servicer, Navy Federal Credit Union, as Servicer, Sun Trust Mortgage Inc, as Servicer, Trust Company of New Jersey, as Servicer, Wendover Financial Services, as Servicer and Wells Fargo Bank Minnesota, N.A., as Securities Administrator.


      Date: April 14, 2003


      /s/ Jeffrey Mayer
      Signature


      President
      Title






  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Ex-99.1(a)


Deloitte & Touche LLP
First National Tower
1601 Dodge Street, Ste. 3100
Omaha, Nebraska 68102-9706

Deloitte
& Touche (logo)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Commercial Federal Bank
Omaha, Nebraska

We have examined management's assertion about Commercial Federal Bank's (the "Company"), compliance with minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

February 6, 2003


Deloitte
Touche
Tohmatsu (logo)


Ex-99.1(b)

Deloitte & Touche    (logo)

Deloitte & Touche
750 College Road East
3rd Floor
Princeton, New Jersey 08540

Tel: (609) 514-3600
Fax: (609) 514-3603
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
EMC Mortgage Corporation

We have examined the accompanying management assertion that EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended November 30, 2002.
Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended November 30, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 15, 2003

Deloitte
Touche
Tohmatsu       (logo)

Ex-99.1(c)


Deloitte & Touche LLP
Suite 1900
250 East Fifth St.
P.O. Box 5340
Cincinnati, Ohio 45201-5340

Tel: (513) 784-7100
Fax: (513) 784-7204
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors of Fifth Third Mortgage Company:

We have examined management's assertion about Fifth Third Mortgage Company's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
March 13, 2003

Deloitte
Touche
Tohmastsu

Ex-99.1(d)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
1301 K Street, NW, Suite 800W
Washington DC 20005-3333
Telephone (202) 414 1000

Report of Independent Accountants

To the Board of Directors and
Supervisory Committee of
Navy Federal Credit Union


We have examined management's assertion about Navy Federal Credit Union's (the "Credit Union") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Credit Union's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Credit Union's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Credit Union's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Credit Union's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Credit Union complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 6, 2003

Ex-99.1(e)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
Mclean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Accountants

To the Board of Directors and Stockholder of SunTrust, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 24, 2003

Ex-99.1(f)

New Jersey Headquarters
150 John F Kennedy Parkway
Short Hills, NJ 07078

The Board of Directors
The Trust Company of New Jersey:

Independent Accountants' Report

We have examined management's assertion that The Trust Company of New Jersey (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 4, 2003



KPMG LLP. KPMG LLP, a US limited liability partnership, is a member of KPMG International a Swiss association.

Ex-99.1(g)


KPMG (logo)

Suite 700
301 N. Elm Street
Greensboro, NC 27401

Independent Accountants' Report

The Board of Directors
Wendover Financial Services Corporation:

We have examined Wendover Financial Services Corporation's (an indirect wholly owned subsidiary of Electronic Data Systems Corporation) (Wendover), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the year ended December 31, 2002. Management is responsible for the Wendover's compliance with those minimum servicing standards. Our responsibility is to express an opinion on Wendover's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wendover's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wendover's compliance with the minimum servicing standards.

Our examination disclosed the following material noncompliance with Sections I.1 and V.3 of the aforementioned minimum servicing standards applicable to Wendover as of and for the year ended December 31, 2002.

Custodial Bank and Related Accounts-Reconciliations (Section I.1)

The following exceptions occurred during the period from January 1, 2002 through June 30, 2002:

* Of the 235 custodial bank accounts reconciliations tested, 16 were not consistently prepared within 45 calendar days after the cutoff date.

* Of the 235 reconciliations tested, 10 accounts contained reconciling items that either were stale (over 90 days old) or for which an adequate explanation was not documented on the reconciliation.

* Individuals responsible for reconciling and reviewing custodial accounts also had authority to record transactions in the accounts.


Ex-99.2(a)


Commercial
Federal Bank (logo)

Management's Assertion

As of and for the year ended December 31, 2002, Commercial Federal Bank (the "Bank") has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity policy in the amount of $20,000,000 and errors and omissions policy in the amount of $17,000,000.

/s/ R.A. Campbell
R.A. Campbell, Senior Vice President,
Mortgage Operations
February 6, 2003


450 Regency Parkway
Omaha, Nebraska 68114

Ex-99.2(b)

EMC Mortgage Corporation       (logo)

January 15, 2003

As of and for the year ended November 30, 2002, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of November 30, 2002 and for the year then ended, the company had in effect a fidelity bond in the amount of $200,000,000, and errors and omissions liability coverage in the amount of $10,000,000 on any individual mortgage impairment claim.

/s/ Ralene Ruyle
Ralene Ruyle, President

/s/ Beverly A. Sibblies
Beverly A. Sibblies, Executive Vice President

/s/ Scott D. Samlin
Scott D. Samlin, Senior Vice President

Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358

Member
Mortgage Bankers
Association of America        (logo)

Ex-99.2(c)


Fifth Third Bank (logo)

March 13, 2003

Deloitte & Touche
250 East Fifth Street
Cincinnati, Ohio 45201

As of and for the year ended December 31, 2002, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect an errors and omissions policy in the amount of $5,000,000 per mortgage and coverage on fidelity bond of $50,000,000 from January 1, 2002 to June 30, 2002 and $75,000,000 from July 1, 2002 to December 31, 2002.

/s/ Michael D. Baker
Michael D. Baker
Executive Vice President

/s/ Scott Enders
Scott Enders
Vice President & CFO - Consumer

/s/ David Powell
David Powell
Vice President

Ex-99.2(d)


Navy
Federal
Credit Union (logo)

P.O. Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

February 6, 2003

As of and for the year ended 31 December 2002, Navy Federal Credit Union ("Navy Federal") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, Navy Federal had in effect a Fidelity Bond and Errors and Omissions policy in the amounts of $15,000,000 and $500,000 per mortgage, respectively.

/s/ Louis W. Jennings
Louis W. Jennings
Executive Vice President
Mortgage Lending

/s/ Latisa M. Head
Latisa M. Head
Vice President
Mortgage Servicing

Ex-99.2(e)

SUN TRUST   (logo)

Sun Trust Mortgage, Inc.
901 Semmes Avenue
Richmond, VA 23224

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

February 24, 2003

As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")(see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/ Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

Ex-99.2(f)

TRUSTCOMPANY BANK   (logo)
THE BANK WITH HEART SINCE 1896

Management Assertion

As of and for the year ended December 31, 2002, the Trust Company of New Jersey (the Bank), complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond policy in the amount of $25,000,000 with annual aggregate of $50,000,000 and errors and omissions policy in the amount of $10,000,000.

/s/ Francis Bianchi
Francis Bianchi
First Vice President
Consolidated Loan Operations

March 4, 2003

THE TRUST COMPANY OF NEW JERSEY * 35 JOURNAL SQUARE *
JERSEY CITY, NEW JERSEY 07306

Ex-99.2(g)


Wendover
an EDS company (logo)

Management Assertion

As of and for the year ended December 31, 2002, Wendover Financial Services Corporation (an indirect wholly-owned subsidiary of Electronic Data Systems Corporation) (Wendover) complied in all material respects, except for the matters described below, with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, Wendover had in effect a fidelity bond policy and of omissions policy in the amount of $20,000,000 from January 1, 2002 through June 30, 2002 and $25,000,000 from July 1, 2002 through December 31, 2002.

As of and for the year ended December 31, 2002, Wendover noted the following instances of noncompliance with Sections I.1 and V.3 of the aforementioned minimum servicing standards.

Custodial Bank and Related Accounts- Reconciliations (Section I.1)

The following exceptions occurred during the period from January 1, 2002 through June 30, 2002:

* Of the 235 custodial bank account reconciliations tested, 16 were not consistently prepared within 45 calendar days after the cutoff.

* Of the 235 reconciliations tested, 10 accounts contained reconciling items that either were stale (over 90 days old) or for which an adequate explanation was not documented on the reconciliation.

* Individuals responsible for reconciling and reviewing custodial accounts also had authority to record transactions in the accounts.

/s/ Mark J. DeBenedictus                 /s/ John S. Wilkinson
Mark DeBenedictus                        John S. Wilkinson
President                                Vice President, Chief Financial Officer

March 27, 2003                           March 27, 2003
Date                                     Date


725 North Regional Road
Greensboro, NC 27409

(800) 436-1050
(336) 668-7000


Ex-99.3(a)


Commercial
Federal Bank (logo)

March 28, 2003

Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179

Attention: Vice President, Servicing


RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide (the "Agreements") pursuant to which the Servicer services mortgage Loans and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Structured Asset Mortgage Investments, Inc. ("SAMI");

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:
/s/ Karen J. Kennedy
Officer Director - Loan Servicing
Commercial Federal Bank

Date: March 31, 2003

Ex-99.3(b)

EMC
Mortgage Corporation (logo)

Officer's Certificate

I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to Wells Fargo, the "Company," that in respect to the period ending November 30, 2002, a review of the activities of EMC Mortgage Corporation and it's performance under the Selling and Servicing Agreements, Pooling and Servicing Agreement, or other Agreement therein has been made under my supervision. To the best of my knowledge, based on such review, "EMC" has performed and fulfilled its duties, responsibilities and obligations in all material respects with the terms and provisions under said Agreements throughout such year, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer the nature and status thereof has been reported to the Company.

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President

3/28/03
Date


Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, TX 75067


Ex-99.3(c)

March 28, 2003

Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179
Attention: Vice President, Servicing

RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide (the "Agreements") pursuant to which the Servicer services mortgage Loans and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Structured Asset Mortgage Investments, In. ("SAMI");

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each mortgaged property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/
Officer

Fifth Third Bank
Director-Loan Servicing
Vice President
Title

3/28/03
Date

Ex-99.3(d)

Navy
Federal
Credit Union (logo)

PO Box 3000 * Merrifield VA * 22119-3000
In reply refer to account no.

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are property funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Latisa M. Head
Officer Latisa M. Head

Vice President Mortgage Servicing
Title

March 20, 2003
Date

Ex-99.3(e)


SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

SunTrust (logo)

NORWEST BANK
ATTN: SUSAN GIBSON
11000 BROKEN LAND PKWY
COLUMBIA, MD 21044-3562
2ND FLOOR LOAN ACCTING


RE: ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by SunTrust Mortgage, Inc. for NORWEST BANK, I, the undersigned officer, hereby certify the following as December 31, 2002:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes the verification of payment with taxing authorities for non-impound mortgages.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined of $125,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payments adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Michael Patten         DATE: March 10, 2003
(signature)
Michael Patten, VP
(name and title)

Ex-99.3(f)



TRUSTCOMPANY BANK
THE BANK WITH HEART SINCE 1896 (logo)


OFFICER'S CERTIFICATE


I, Frank Bianchi, the First Vice President of The Trust Company of New Jersey (the "Company"), certify to Bank One, National Association, as trustee for the holders of Structured Asset Mortgage Investments, Inc. Mortgage Pass-Through Certificates, Series 2002-4 (the "Purchaser"), pursuant to Section 6.04 of the Purchase, Warranties and Servicing Agreement (the "Agreement"), dated as of September 1, 2002, between the Company and EMC Mortgage Corporation (the "Purchaser's predecessor in interest under the Agreement"), that:

(i) A review of the activities of the Company during the preceding calendar year 2002 and of performance by the Company under the Agreement has been made under my supervision; and

(ii) To the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement throughout such year.


/s/ Frank Bianchi
Name: Frank Bianchi
Title: First Vice President
Date: March 31, 2003


THE TRUST COMPANY OF NEW JERSEY * 35 JOURNAL SQUARE * JERSEY CITY, NEW JERSEY 07306

Ex-99.3(g)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, NA.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 60S0H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/Diane S. Coats
Diane S. Coats
Officer

Vice President
Title

April 11, 2003
Date



Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   I-A-1                       2,418,483.90        46,724,775.48                0.00            140,247,724.52
   I-A-2                         135,229.25         2,499,018.60                0.00              7,500,981.40
   I-A-3                       1,411,087.77        24,990,185.98                0.00             75,009,814.02
   I-A-4                         197,681.97         9,594,856.96                0.00             28,799,643.04
   I-A-5                         569,839.83                 0.00                0.00                      0.00
   I-A-6                         208,250.01                 0.00                0.00             14,000,000.00
   I-A-7                         590,870.85                 0.00                0.00             39,500,000.00
   I-A-8                         284,551.24         4,310,282.93                0.00             15,689,667.07
   I-P                                 0.00               282.25                0.00                 78,364.74
   I-X                           637,777.78                 0.00                0.00                      0.00
   II-A                        2,439,478.50        35,630,060.65                0.00            149,241,439.35
   II-P                                0.00               759.72                0.00                 51,530.29
   II-X                          260,244.84                 0.00                0.00                      0.00
   III-A                         744,067.15         4,258,794.37                0.00             39,268,205.64
   III-P                               0.00            40,649.84                0.00                725,285.16
   III-X                          16,653.12                 0.00                0.00                      0.00
   B-1                           130,768.61            49,107.93                0.00              8,819,892.07
   B-2                            53,256.98            19,999.76                0.00              3,592,000.24
   B-3                            38,748.44            14,551.31                0.00              2,613,448.68
   B-4                            19,359.47             7,270.13                0.00              1,305,729.88
   B-5                            14,523.30             5,453.98                0.00                979,546.02
   B-6                            19,405.70             7,285.16                0.00              1,308,848.84
   MBIA                            1,749.99                 0.00                0.00                      0.00
   R-I                                 0.25                50.00                0.00                      0.00
   R-II                                0.25                50.00                0.00                      0.00
   R-III                               0.25                50.00                0.00                      0.00